Form 10-K
period 2001-12-31
WAMU MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001-AR4
filed 2002-03-26
CIK 1162155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2001

                       Commission File Number 333-61740-09

                   Washington Mutual Mortgage Securities Corp.
             (Exact name of the registrant as specified in charter)

             Delaware                     94-2528990

             (State or other              (IRS Employer
             jurisdiction of              Identification
             Incorporation)               Number)

                           1201 Third Avenue, WMT 1706
                            Seattle, Washington 98101

                    (Address of principal executive offices)

               Registrant's telephone number, including area code:

                                 (206) 377-8555

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Reports on Form 8-K concerning the registrant's WaMu Mortgage Pass-Through Certificates, Series 2001-AR4 ("Certificates") issued pursuant to the Pooling and Servicing Agreement dated as of November 1, 2001 (the "Pooling Agreement") are incorporated by reference as set forth in Part IV,
Item 14. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

Part I

Item 1. Business.

         Not applicable.

Item 2. Properties.

         Not applicable.

Item 3. Legal Proceedings.

         There are no material pending legal proceedings involving the mortgage loans related to the Certificates, the trustee under the Pooling Agreement or the registrant with respect to the mortgage loans, other than ordinary routine litigation incidental to the trustee's or the registrant's duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

         No vote or consent of holders of Certificates has been solicited for any purpose during 2001.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Not applicable.

Item 6. Selected Financial Data.

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8. Financial Statements and Supplementary Data.

         Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         No material disagreement concerning accounting procedures or change of accountants has occurred.

Part III

Item 10. Directors and Executive Officers of the Registrant.

         Not applicable.

Item 11. Executive Compensation.

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not applicable.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The Pooling Agreement requires an officer's certificate to be delivered to the Trustee on or before April 30, 2002 stating as to the signer thereof, that (i) a review of the activities of the Master Servicer during the calendar year ended December 31, 2001 and performance under the Pooling Agreement has been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer's certificate dated as of March 22, 2002 is attached hereto as Exhibit 99.1.

         The Pooling Agreement requires a statement from a firm of independent public accountants to be furnished to the Trustee on or before April 30, 2002 to the effect that, in connection with the firm's examination of the financial statements as of December 31, 2001 of the Master Servicer's parent corporation (which included a limited examination of the Master Servicer's financial statements), nothing came to their attention that indicated that the Master Servicer was not in compliance with certain sections of the Pooling Agreement, except for (i) such exceptions as such firm believes to be immaterial, and (ii) such other exceptions as are set forth in such statement. Such statement is incorporated by reference to the registrant's Report on Form 8-K filed on March 25, 2002.

         The registrant filed Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Reports on Form 8-K are incorporated by reference as follows:

WaMu Mortgage Pass-Through Certificates,
Series 2001-AR4,

Monthly Distribution Report for
month indicated, 2001.                 Date Filed

No monthly distribution reports were due to be filed in 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
                                    (Registrant)

                                    By: /s/ Richard Careaga
                                        ---------------------------------------
                                        Richard Careaga
                                        First Vice President

Date: March 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Craig S. Davis
------------------------------------
Craig S. Davis, Director
Date March 25, 2002

By /s/ Marangal I. Domingo
------------------------------------
Marangal I. Domingo, Chief Executive Officer and Director
Date March 25, 2002

By /s/ Michael J. Kula
------------------------------------
Michael J. Kula, Senior Vice President and Chief Financial Officer Date March 25, 2002

By /s/ Marc K. Malone
------------------------------------
Marc K. Malone, First Vice President and Controller
Date March 25, 2002

By /s/ Michael L. Parker
------------------------------------
Michael L. Parker, President and Director
Date March 25, 2002